Form 10-K
period 2003-12-31
REGIONS AUTO RECEIVABLES TRUST 2003-1
filed 2004-03-30
CIK 1222332

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _____________.

                                             Commission File Number: 333-100339

                                                    Regions Acceptance LLC
                                   (depositor of the Regions Auto Receivables Trust 2003-1)
                                    (Exact name of registrant as specified in its charter)

                             Delaware                                                  55-0800861
        (State or Other Jurisdiction of Incorporation or                    (IRS Employer Identification
                           Organization)                                                Number)

                                                   417 20th Street North
                                                   Birmingham, AL 35203
                             (Address of principal executive offices, including zip code)
                         (Registrant's telephone number, including area code): (205) 944-1300

                               Regions Auto Receivables Trust 2003-1, Asset Backed Notes
                             Class A-1, Class A-2, Class A-3, Class A-4, Class B and Class C
                                (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
     --------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                 -----    -----

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I

Item 1.  Business.

     Not Applicable.

Item 2.  Properties.

     Regions Auto Receivables Trust 2003-1 (the "Trust") was formed pursuant to a trust agreement dated as of March 1, 2003, as amended and restated as of March 1, 2003, between Regions Acceptance LLC (the "Company") and Wachovia Bank of Delaware, National Association, as owner trustee (the "Owner Trustee"). Pursuant to the Trust Agreement, the Trust issued asset backed certificates evidencing an interest in the trust property (the "Certificates"). The Certificates are held by the Company.

     Pursuant to an Indenture, dated as of March 1, 2003, between Wachovia Bank of Delaware, National Association, acting not in its individual capacity but solely as owner trustee of the Trust, as issuer (the "Issuer"), and The Bank of New York (the "Indenture Trustee"), as indenture trustee, the Issuer issued asset backed notes (the "Notes"). The Notes consist of six classes (the "1.19125% Class A-1 Asset Backed Notes," "1.30% Class A-2 Asset Backed Notes," "1.75% Class A-3 Asset Backed Notes," "2.35% Class A-4 Asset Backed Notes," "2.36% Class B Asset Backed Notes" and the "3.84% Class C Asset Backed Notes") that were registered and publicly offered and sold. The Class A-1 Notes were paid in full on the payment date in November 2003.

     The assets of the Trust primarily include a pool of simple interest motor vehicle retail installment sale contracts indirectly originated by Regions Bank ("Regions Bank") and secured by new and used automobiles and light-duty trucks. The Trust's business activities include acquiring, holding and managing the assets of the Trust, issuing the Notes and the Certificates and making payments and distributions on the Notes and the Certificates. Pursuant to a Sale and Servicing Agreement, dated as of March 1, 2003, among Regions Bank, as seller, master servicer, administrator and custodian, the Company, as depositor, the Issuer, as issuer, and the Indenture Trustee, as indenture trustee, Regions Bank administers and services the Trust's pool of motor vehicle retail installment contracts. Monthly distributions were made to holders of the Notes and the Certificates during the period covered by this report as set forth in the monthly Payment Date Statements to Securityholders filed with the Securities and Exchange Commission on Form 8-K.

     A summary of the receivable default and delinquency information as of December 31, 2003 follows (unaudited):

 Receivables outstanding as of December 31,               $396,845,053 (30,183)
 2003 (Number of Loans)

 Aggregate Principal Balance for Defaulted                           $3,096,917
 Receivables

 Balance of Current Repossessed Loans                                  $510,825

 Number of Current Repossessed Loans                                         38

 Number of Defaulted Loans in Current Month                                  58

 Aggregate Number of Defaulted Loans                                        422

 Current Default Percentage (Annualized)                                  1.24%

                                                                          Percentage
                                                             Number of    of Principal      Percentage of
 Receivable Delinquency Information         Principal          Loans      Pool Balance          Loans

   Current (Less than 31 days)            $389,985,734         29,513       98.27%            97.78%
   31 - 60 days                             $4,673,545            475        1.18%             1.57%
   61 - 90 days                             $1,266,226            118        0.32%             0.39%
   91 days and over                           $408,724             39        0.10%             0.13%
      Total Delinquencies                   $6,348,495            632        1.60%             2.09%


     Summary of certain distributions made by the Trust as of December 31, 2003 (unaudited):

Class            Ending Balance      Note Pool Factor           Interest              Principal        Reserve Fund
                                                                                                        Withdrawals
A-1 Notes                    $0                 0.00%           $590,803           $147,000,000                  $0
A-2 Notes          $108,185,136                78.97%         $1,300,618            $28,814,864                  $0
A-3 Notes          $169,000,000                  100%         $2,185,264                     $0                  $0
A-4 Notes          $107,300,000                  100%         $1,863,145                     $0                  $0
B Notes             $15,117,066                93.03%           $282,269             $1,132,934                  $0
C Notes             $13,746,952                93.03%           $417,658             $1,030,252                  $0

Total Reserve Fund Withdrawal:                    $0
Total Servicing Fee:                      $3,821,037



Item 3.         Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to the Company, the Master Servicer or the Owner Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of the holders of each Class of Notes or Certificates during the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock. As of December 31, 2003, based on DTC's records, there were 20 direct participants in DTC's holding position with respect to the Notes:


                      Class of Notes               Number of
                                                  Participants
                      ---------------             ------------
                         Class A-2                      4
                         Class A-3                      4
                         Class A-4                      9
                         Class B                        2
                         Class C                        1

     There is currently no established secondary trading market for the Notes. The Class C Notes are held by the Company. The Certificates are not registered and are held by the Company.

Item 6.  Selected Financial Data.

     Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

     Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There was no change in accountants or disagreements with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

     Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     Not Applicable.

Item 11. Executive Compensation.

     Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

Item 13. Certain Relationships and Related Transactions.

     There is nothing to report with regard to this item.

Item 14. Principal Accountant Fees and Services.

     Not Applicable.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  1. Financial Statements: Not Applicable.
           2. Financial Statement Schedules: Not Applicable.
           3. Exhibits:

                   4.1 Indenture dated as of March 1, 2003 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on March 26, 2003)
                   4.2 Trust Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on March 26, 2003)
                   99.1 Sale and Servicing Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on March 26, 2003)
                   99.2 Administration Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on March 26, 2003)
                   99.3 Receivables Purchase Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on March 26, 2003)
                   99.4  Annual Statement as to Compliance
                   99.5  Annual Independent Accountants Report
                   99.6  Certifications Pursuant to Section 13a-14(d)

      (b) Reports on Form 8-K. On October 27, 2003, November 25, 2003 and December 24, 2003 the monthly Payment Date Statements to Securityholders were filed by the Registrant on Form 8-K. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

      (c)  See (a) 3 above.

      (d)  Not Applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regions Acceptance LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 30, 2004

                                           REGIONS ACCEPTANCE, LLC

                                           By:/s/ Ron Luth
                                              ------------------------------
                                              Name:  Ron Luth
                                              Title:  President and Chief
                                              Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                                       Exhibit Index
                                   (Exhibits are listed by numbers corresponding to the
                                               Exhibit Table of Item 601 in
                                                     Regulation S-K).

    Exhibit                 Description
      4.1        Indenture dated as of March 1, 2003
                 (incorporated by reference to the Trust's
                 filing on Form 8-K filed with the Commission
                 on March 26, 2003)

      4.2 Trust Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on March 26, 2003)

      99.1 Sale and Servicing Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on March 26, 2003)

      99.2 Administration Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on March 26, 2003)

      99.3       Receivables Purchase Agreement (incorporated
                 by reference to the Trust's filing on Form
                 8-K filed with the Commission on March 26,
                 2003)

      99.4       Annual Statement as to Compliance

      99.5       Annual Independent Accountants Report

      99.6       Certifications Pursuant to Section 13a-14(d)
